Form 10-K405
period 1996-12-31
TRYON MORTGAGE FUNDING INC
filed 1997-03-31
CIK 934377

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996 [No Fee Required]

                        Commission file number 33-87402

    Tryon Mortgage Funding, Inc. (as Sponsor under the Pooling and Servicing Agreement, dated as of April 1, 1996 caused the issue of Tryon Mortgage
     Funding Corporation Mortgage Pass-Through Certificates, Series 1996-1)

             (Exact name of registrant as specified in its charter)

Delaware                                                 56-1930085
-------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

100 North Tryon Street, 11th Floor, Charlotte, North Carolina    28255
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (704) 386-5000

Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 20-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. Not applicable.

Documents Incorporated by Reference.  None.

PART I

Item 1. Business
        Not applicable.

Item 2. Properties

        Tryon Mortgage Funding Series 1996-1 (the "Trust") was established pursuant to a Pooling and Servicing Agreement dated as of April 1, 1996 (the "Pooling and Servicing Agreement") among Tryon Mortgage Funding, Inc. (the "Sponsor"), Spokane Mortgage Co. (the "Master Servicer"), The Bank of New York (the "Trustee"), and Metropolitan Mortgage & Securities Co., Inc., Summit Securities, Inc., Western United Life Assurance Company, and Old Standard Life Insurance Company (each, a "Seller"). Pursuant to the Pooling and Servicing Agreement, the Sellers sold to the Trust, and the Master Servicer agreed to service on behalf of the Trust, a pool of fixed rate mortgage loans (including land sale contracts for the sale of real estate). Also on that date, the Trust issued mortgage backed securities consisting of $46,688,764 Class A-1 6.35% Mortgage Pass-Through Certificates; $20,887,079 Class A-2 7.30% Mortgage Pass-Through Certificates; $12,286,517 Class A-3 7.55% Mortgage Pass-Through Certificates; $27,030,337 Class A-4 7.70% Mortgage Pass-Through Certificates; $4,484,579 Class B-1 7.75% Mortgage Pass Through Certificates and $4,115,983 Class B-2 Mortgage Pass-Through Certificates (collectively, the "Certificates").

The property of the Trust includes the pool of mortgage loans secured by residential property which were acquired from various originators.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, or the Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Trustee or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         (a) Market Information. There is no established public trading market for the Certificates.

         (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Certificate.

         (c) Dividends. The Trust does not pay dividends. Information as to distributions to Certificateholders is provided in the Trust's Form 8-K filings.

Item 6.  Selected Financial Data

                Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Not applicable.

Item 8.  Financial Statements and Supplementary Data

                Not applicable.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

                None.

PART III

Item 10. Directors and Executive Officers of the Registrant

                Not applicable.

Item 11. Executive Compensation

                Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                Not applicable.

Item 13. Certain Relationships and Related Transactions

                Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1. Not applicable.
             2. Not applicable.
             3. Exhibits:
                99.1 Annual Independent Certified Public Accountants' Report.
                99.2 Annual Statement as to Compliance.

(b) Reports on Form 8-K

     A Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1996 and 1997, including the Trustee's statement for each of the following due periods was filed.



                                 June 20, 1996
                                 July 22, 1996
                                August 20, 1996
                               September 20, 1996
                                October 21, 1996
                               November 20, 1996
                               December 20, 1996
                                January 21, 1997
                               February 20, 1997
                                 March 20, 1997

(c) The exhibits filed as part of this report are listed in the Exhibit Index on page 6.

(d) Not applicable.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Tryon Mortgage Funding, Inc., Series 1996-1
                                   (Sponsor)


Dated: March 27, 1997              By:    /s/ James H. Sherrill
                                       --------------------------------
                                   Name:  James H. Sherrill
                                   Title: Vice President

                                 EXHIBIT INDEX


99.1  Annual Independent Certified Public Accountants' Report    p. 7

99.2  Annual Statement as to Compliance                          p. 8