Form 10-K
period 1998-12-31
NATIONSBANC MONTGOMERY FUNDING CORP
filed 1999-03-25
CIK 934377

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-62301

               Nationsbanc Montgomery Funding Corp.
               Mortgage Pass-Through Certificates
                  Series  1998-4        Trust
        (Exact name of registrant as specified in its charter)



New York                            PENDING
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

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

         As of December 31, 1998, the number of holders of
         the publicly offered Certificates was
         13


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

                     a)   NationsBanc <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   NationsBanc <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.

            (b) On December 3, 1998, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

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

Nationsbanc Montgomery Funding Corp.
Mortgage Pass-Through Certificates
Series  1998-4 Trust

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