Form 10-K/A
period 1998-12-31
NATIONSBANC MONTGOMERY FUNDING CORP
filed 1999-12-17
CIK 934377

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

                      Nationsbanc Montgomery Funding Corp.
                       Mortgage Pass-Through Certificates
                               Series 1998-4 Trust
             (Exact name of registrant as specified in its charter)



New York                          52-2151942
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Nationsbanc Montgomery Funding Corp. Mortgage Pass-Through Certificates Series 1998-4 Trust established pursuant to a Pooling and Servicing Agreement among Nationsbanc Montgomery Funding Corp. as Depositor Nationsbanc Mortgage Corp. as Master Servicer, and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Nationsbanc Montgomery Funding Corp. Mortgage Pass-Through Certificates Series 1998-4 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

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